Form 10-K
BMW Vehicle Lease Trust 2007-1
filed 2008-03-28
CIK 1411347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number of issuing entity: 333-143394-01

BMW VEHICLE LEASE TRUST 2007-1

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-143394

BMW AUTO LEASING LLC

(Exact name of depositor as specified in its charter)

BMW FINANCIAL SERVICES NA, LLC

(Exact name of sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization of the issuing entity)	51-6596261 (I.R.S. Employer Identification No.)

c/o BMW Financial Services NA, LLC 300 Chestnut Ridge Road Woodcliff Lake, NJ 07677 (Address of principal executive offices of issuing entity)	07677 (Zip Code)

201-307-4000
(Depositor’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [  ] NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  N/A

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.     N/A

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    N/A

DOCUMENTS INCORPORATED BY REFERENCE:    None

PART I

The following items have been omitted in accordance with General Instruction J to
Form 10-K:

(a)

Item 1, Business

(b)

Item 1A, Risk Factors

(c)

Item 2, Properties

(d)

Item 3, Legal Proceedings

(e)

Item 4, Submission of Matters to a Vote of Security Holders

Item 1B. Unresolved Staff Comments.

Not applicable

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents more than 10% of the pool assets held by BMW Vehicle Lease Trust 2007-1 (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Issuing Entity or payments on the notes (the ‘‘Notes’’) issued by the Issuing Entity representing 10% or more of the cash flow supporting any offered class of Notes.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of BMW Financial Services NA, LLC (in its capacity as sponsor (the “Sponsor”), administrator (the “Administrator”) or servicer (the ‘‘Servicer’’)), BMW Auto Leasing LLC (the ‘‘Depositor’’), Citibank, N.A. (the ‘‘Indenture Trustee’’), Financial Services Vehicle Trust (the “Vehicle Trust”), The Bank of New York (Delaware) (the “Vehicle Trustee”), BMW Manufacturing L.P. (the “UTI Beneficiary”) or the Issuing Entity that are material to holders of the Notes.  There are no such proceedings known to be contemplated by governmental authorities.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)

Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(b)

Item 6, Selected Financial Data

(c)

Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation

(d)

Item 7A, Quantitative and Qualitative Disclosures About Market Risk

(e)

Item 8, Financial Statements and Supplementary Data

(f)

Item 9, Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(g)

Item 9A, Controls and Procedures

Item 9B. Other Information.

Not applicable

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)

Item 10, Directors and Executive Officers of the Registrant

(b)

Item 11, Executive Compensation

(c)

Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(d)

Item 13, Certain Relationships and Related Transactions

(e)

Item 14, Principal Accountant Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all of the pool assets owned by the Issuing Entity.  The Sponsor is also the Administrator and the Servicer.  BMW FS is a direct wholly owned subsidiary of BMW of North America, LLC (“BMW NA”).  The Sponsor is the managing member of the Depositor. The Depositor is the holder of the Issuing Entity’s Certificate, representing the residual interest in the Issuing Entity.  The Sponsor is the limited partner of the UTI Beneficiary.  The UTI Beneficiary is the initial beneficiary of the Vehicle Trust.  The asset pool represents a portfolio of assets held by the Vehicle Trust in which the Issuing Entity holds a beneficial interest.

None of the Indenture Trustee, Wilmington Trust Company, in its capacity as owner trustee, the “Owner Trustee”) or the Vehicle Trustee is affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor, the Vehicle Trust, the UTI Beneficiary or the Issuing Entity.

JPMorgan Chase Bank, National Association, which is the interest rate cap provider, is not affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor, the Vehicle Trust, the UTI Beneficiary or the Issuing Entity.

There are no significant obligors or other material parties related to the Notes.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes by the Issuing Entity, between the Sponsor, the Depositor, the Vehicle Trust, the UTI Beneficiary or the Issuing Entity and any of the parties mentioned in this Item.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer) and the Indenture Trustee (collectively, the ‘‘Servicing Parties’’) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a ‘‘Servicing Report’’), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an ‘‘Attestation Report’’) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Sponsor (in its role as servicer) has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. The Sponsor has completed a statement of compliance with applicable servicing criteria (a ‘‘Compliance Statement’’), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits.

1.1

Underwriting Agreement dated October 24, 2007 among BMW Financial Services NA, LLC,  J.P. Morgan Securities Inc. and BMW Auto Leasing LLC, incorporated by reference to Exhibit 1.1 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

3.1

Certificate of Formation of BMW Auto Leasing LLC, as currently in effect, incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-43128), filed with the SEC by the Registrant on October 31, 2000.

3.2

Amended and Restated Limited Liability Company Agreement of BMW Auto Leasing LLC, as amended and currently in effect, incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-43128), filed with the SEC by the Registrant on October 31, 2000.

4.1

Indenture between the Issuing Entity and Citibank, N.A., as Indenture Trustee, dated as of November 2, 2007, incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.1

2007-1 SUBI Servicing Supplement, dated as of November 2, 2007, among BMW Financial Services NA, LLC, as servicer, Financial Services Vehicle Trust, as vehicle trust and BMW Manufacturing L.P. (“BMW LP”), as UTI Beneficiary, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007, to the Basic Servicing Agreement, dated as of August 30, 1995, between FSVT and the Servicer, incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-43128), filed with the SEC by the Registrant on October 31, 2000.

10.2

Vehicle Trust Supplement, dated as of November 2, 2007, between BMW LP, as grantor and UTI Beneficiary, and The Bank of New York (Delaware), as successor in interest to the Chase Manhattan Bank Delaware, as vehicle trustee, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.3

SUBI Certificate Transfer Agreement, dated as of November 2, 2007, between BMW LP, as transferor and BMW Auto Leasing LLC, as transferee, incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.4

Issuer SUBI Certificate Transfer Agreement, dated as of November 2, 2007, between BMW Auto Leasing LLC, as transferor and the Issuing Entity, as transferee, incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.5

Amended and Restated Trust Agreement, dated as of November 2, 2007 among BMW Auto Leasing LLC and Wilmington Trust Company, as owner trustee, incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.6

Issuer Administration Agreement, dated as of November 2, 2007, among BMW Financial Services NA, LLC, as administrator, the Issuing Entity, BMW Auto Leasing LLC and the Indenture Trustee, incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.7

ISDA Master Agreement, dated as of November 2, 2007, between JPMorgan Chase Bank, N.A., as cap provider (the “Cap Provider”), and the Issuing Entity, incorporated by reference to Exhibit 10.7 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.8

Schedule to the Master Agreement and Paragraph 13 of the Credit Support Annex, each dated as of November 2, 2007, between the Cap Provider and the Issuing Entity, incorporated by reference to Exhibit 10.8 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.9

Confirmation between the Cap Provider and the Trust.

19.1

Prospectus dated October 22, 2007 and Prospectus Supplement dated October 24, 2007, related to the issuance of the Class A-1, Class A-2a, Class A-2b, Class A-3a and Class A-3b notes, incorporated by reference to Form 424(b)(5) (File Number 333-143394 and 333-143394-01) filed on October 29, 2007.

31.1

Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (BMW Financial Services NA, LLC).

33.1

Management’s Assertion of Compliance with Regulation AB (BMW Financial Services NA, LLC).

33.2

Indenture Trustee’s Assertion of Compliance with Regulation AB (Citibank N.A.).

34.1

Report of Independent Registered Public Accounting Firm (J.H. Chon LLP, on behalf of BMW Financial Services NA, LLC).

34.2

Report of Independent Registered Public Accounting Firm (KPMG LLP, on behalf of Citibank, N.A.).

35.1

Servicer Compliance Statement of BMW Financial Services NA, LLC.

99.1

Servicer’s Annual Statement of Compliance

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated.

Dated: March 26, 2008

BMW VEHICLE LEASE TRUST 2007-1
(Issuing Entity)
By: BMW Financial Services NA, LLC, solely as servicer
By: /s/ Kerstin Zerbst Name: Kerstin Zerbst
Title: Vice President – Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibits for BMW Vehicle Lease Trust 2007-1

1.1

Underwriting Agreement dated October 24, 2007 among BMW Financial Services NA, LLC,  J.P. Morgan Securities Inc. and BMW Auto Leasing LLC, incorporated by reference to Exhibit 1.1 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

3.1

Certificate of Formation of BMW Auto Leasing LLC, as currently in effect, incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-43128), filed with the SEC by the Registrant on October 31, 2000.

3.2

Amended and Restated Limited Liability Company Agreement of BMW Auto Leasing LLC, as amended and currently in effect, incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-43128), filed with the SEC by the Registrant on October 31, 2000.

4.1

Indenture between the Issuing Entity and Citibank, N.A., as Indenture Trustee, dated as of November 2, 2007, incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.1

2007-1 SUBI Servicing Supplement, dated as of November 2, 2007, among BMW Financial Services NA, LLC, as servicer, Financial Services Vehicle Trust, as vehicle trust and BMW Manufacturing L.P. (“BMW LP”), as UTI Beneficiary, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007, to the Basic Servicing Agreement, dated as of August 30, 1995, between FSVT and the Servicer, incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-43128), filed with the SEC by the Registrant on October 31, 2000.

10.2

Vehicle Trust Supplement, dated as of November 2, 2007, between BMW LP, as grantor and UTI Beneficiary, and The Bank of New York (Delaware), as successor in interest to the Chase Manhattan Bank Delaware, as vehicle trustee, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.3

SUBI Certificate Transfer Agreement, dated as of November 2, 2007, between BMW LP, as transferor and BMW Auto Leasing LLC, as transferee, incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.4

Issuer SUBI Certificate Transfer Agreement, dated as of November 2, 2007, between BMW Auto Leasing LLC, as transferor and the Issuing Entity, as transferee, incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.5

Amended and Restated Trust Agreement, dated as of November 2, 2007 among BMW Auto Leasing LLC and Wilmington Trust Company, as owner trustee, incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.6

Issuer Administration Agreement, dated as of November 2, 2007, among BMW Financial Services NA, LLC, as administrator, the Issuing Entity, BMW Auto Leasing LLC and the Indenture Trustee, incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.7

ISDA Master Agreement, dated as of November 2, 2007, between JPMorgan Chase Bank, N.A., as cap provider (the “Cap Provider”), and the Issuing Entity, incorporated by reference to Exhibit 10.7 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.8

Schedule to the Master Agreement and Paragraph 13 of the Credit Support Annex, each dated as of November 2, 2007, between the Cap Provider and the Issuing Entity, incorporated by reference to Exhibit 10.8 to Registrant's Form 8-K (File Number 333-143394-01) filed with the SEC by the Registrant on November 13, 2007.

10.9

Confirmation between the Cap Provider and the Trust.

19.1

Prospectus dated October 22, 2007 and Prospectus Supplement dated October 24, 2007, related to the issuance of the Class A-1, Class A-2a, Class A-2b, Class A-3a and Class A-3b notes, incorporated by reference to Form 424(b)(5) (File Number 333-143394 and 333-143394-01) filed on October 29, 2007.

31.1

Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (BMW Financial Services NA, LLC).

33.1

Management’s Assertion of Compliance with Regulation AB (BMW Financial Services NA, LLC).

33.2

Indenture Trustee’s Assertion of Compliance with Regulation AB (Citibank N.A.).

34.1

Report of Independent Registered Public Accounting Firm (J.H. Cohn LLP, on behalf of BMW Financial Services NA, LLC).

34.2

Report of Independent Registered Public Accounting Firm (KPMG LLP, on behalf of Citibank, N.A.).

35.1

Servicer Compliance Statement of BMW Financial Services NA, LLC.

99.1

Servicer’s Annual Statement of Compliance